Form 10-Q
period 2007-11-30
OL Funding, Inc.
filed 2008-02-29
CIK 1415018

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  November 30, 2007

Commission File Number: 000-52863

OL FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada                             20-8765886
(State of Incorporation)      (IRS Employer ID No)

 468 N. Camden Drive, Suite #271I, Beverly Hills, CA  90210
(Address of principal executive office)

(310) 601-3007
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of January 31, 2008, was 23,326,000.

OL Funding, Inc. and Subsidiaries
Index

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheets as of November 30, 2007 and August 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended November 30, 2007 and from inception (September 25, 2006) to November 30, 2006	4

	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2007 and from inception (September 25, 2006) to November 30, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

PART II	OTHER INFORMATION	11

	Exhibits	12

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
November 30, 2007 and August 31, 2007

	November 30,
	2007	August 31,
	(Unaudited)	2007

Assets
Current assets:
Cash and cash equivalents	$265	$10,581
Accounts receivable, less reserve of $31,139 at November 30, 2007	-	-
Prepaid expenses	5,300	31,596
Total current assets	5,565	42,177
Property and equipment, net	10,414	6,445
Total assets	$15,979	$48,622

Liabilities and Stockholders' Deficit
Current liabilities:
Convertible notes payable	$15,000	$15,000
Accrued expenses	5,543	403
Due related parties	107,545	65,545
Total liabilities	128,088	80,948

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; authorized
10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares;
23,326,000 and 21,326,000 shares issued and outstanding at
November 30, 2007 and August 31, 2007, respectively	23,326	21,326
Additional paid-in capital	269,560	171,600
Accumulated deficit	(404,995)	(225,252)
Total stockholders' deficit	(112,109)	(32,326)
Total liabilities and stockholders' deficit	$15,979	$48,622

See accompanying notes to condensed consolidated financial statements

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended November 30, 2007 and from inception (September 25, 2006)
to November 30, 2006
(Unaudited)

	2007	2006

Revenue	$31,139	$-

Selling, general and administrative expense	203,746	26,500
Interest expense	7,136	-
	210,882	26,500
Net loss before income taxes	(179,743)	(26,500)
Provision for income taxes	-	-
Net loss	$(179,743)	$(26,500)

Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding,
basic and diluted	22,793,692	16,500,000

See accompanying notes to condensed consolidated financial statements

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended November 30, 2007 and from inception (September 25, 2006)
to November 30, 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(179,743)	$(26,500)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	400	-
Bad debt expense	31,139
Common shares issued to consultants for services	-	16,500
Change in other assets and liabilities:
Accounts receivable	(31,139)	-
Prepaid expenses and other assets	26,296	-
Accrued expenses	5,140	-
Due related parties	42,000	10,000
Net cash used in operating activities	(105,907)	-

Cash flows from investing activities
Acquisition of furniture and office equipment	(4,369)	-
Net cash used in investing activities	(4,369)	-

Cash flows from financing activities
Sale of common stock	99,960	-
Net cash provided by financing activities	99,960	-

Net increase (decrease) in cash and cash equivalents	(10,316)	-
Cash and cash equivalents, beginning of period	10,581	-
Cash and cash equivalents, end of period	$265	$-

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
	$-	$-

See accompanying notes to condensed consolidated financial statements

OL FUNDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The following notes to the condensed consolidated financial statements and management’s discussion and analysis or plan of operation contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s Form 10 filed with the Securities and Exchange Commission on October 17, 2007.

Note 1:	Summary of Significant Accounting Policies

Organization and business operations – The consolidated financial statements include the accounts of OL Funding, Inc. (“OLF”), ValuePoint Direct, Inc. (“VPD”), and Credit Services International, Inc. (“CSI”) (collectively the “Company”).  OLF was organized September 25, 2006, VPD was organized September 21, 2007, and CSI was organized August 29, 2007, all under the laws of the State of Nevada.  The Company began operations in August 2007 and in accordance with SFAS No. 7 was considered a development stage company until sales began during the first quarter of fiscal 2008.  All significant intercompany balances and transaction have been eliminated in consolidation.

The Company was formed to either acquire or develop a mortgage processing business.  After reviewing operations of an existing business which the Company considered acquiring, the Company decided to begin operating its own business in August 2007 to process and broker mortgage transactions in OLF.  The Company is licensed to provide mortgage processing services in California and had an agreement with a third party for processing in several other states and is currently seeking a replacement.  In September, the Company formed VPD for this business and will transfer these operations into VPD once it is qualified and OLF will subsequently operate as a holding company with no direct operations.  CSI was formed to provide credit remediation services and began operating in September 2007.

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.  These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended August 31, 2007, which is included in the Company’s Form 10 which was filed on October 17, 2007.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Revenue recognition
The Company records its revenue on the accrual basis, whereby revenue is recognized when earned and expenses recognized when incurred.

Cash and cash equivalents
The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.  At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts.  The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Property and equipment
Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years).  Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Deferred income taxes
Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such asset will be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At November 30, 2007, there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the period presented.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Recent accounting pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning September 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning September 1, 2008.  The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

Fiscal year
Fiscal 2008 refers to periods in the year ending August 31, 2008.  Fiscal 2007 refers to periods in the year ended August 31, 2007.

Note 2:                      Property and equipment

At November 30, 2007 and August 31, 2007, the Company has property and equipment as follows:
	November 30,	August 31,
	2007	2007

Office furniture and equipment	$8,383	$4,014
Website	2,500	2,500
	10,883	6,514
Accumulated depreciation	(469)	(69)
Net office equipment	$10,414	$6,445

Note 3:                      Convertible notes payable

In May 2007, the Company issued two convertible notes payable with a total principal of $15,000.  The notes were due October 25, 2007; bear interest at the rate of 10% per annum; and are convertible into common stock at the rate of $.20 per share.  The Company issued 7,500 shares of its common stock as a fee to the holders of the notes and paid $5,150 as a finders fee to obtain the loans.  The loans are currently past due.  Interest at the default rate of 15% is being accrued since October 25, 2007.  The Company accrued a default penalty of $4,689 (30%) at October 25, 2007.

Note 4:                      Income taxes

The Company has not recorded a deferred tax benefit or expense for the period from inception (September 25, 2006) through November 30, 2007, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows for the three month periods ended November 30, 2007 and 2006:

	2007	2006

“Normally expected” income tax benefit	$61,100	$9,000
Increase (decrease) in taxes resulting from:
State income taxes net of federal income
tax benefit	10,400	1,500
Nondeductible meals and entertainment	(100)	-
Valuation allowance	(71,400)	(10,500)

Actual income tax expense	$-	$-

The net deferred taxes at November 30, 2007, are comprised of the following:

Net operating loss carryforward	$156,600
Valuation allowance	(156,600)

Net deferred tax asset	$-

The Company has available unused net operating loss carryforwards of $392,000 which will expire in various periods to 2028, some of which may be limited as to the amount available on an annual basis.

Note 5:                      Stockholder’s equity

The Company has 10,000,000 shares of its $0.001 par value preferred stock authorized and no shares issued or outstanding at November 30, 2007.

The Company has 250,000,000 shares of its $0.001 par value common stock authorized and 23,326,000 shares issued and outstanding at November 30, 2007.

As of November 30, 2007, the Company had sold 6,818,500 shares of its common stock for gross proceeds of $340,925 pursuant to an agreement to sell up to 100,000,000 shares at $.05 per share until December 31, 2007.  Gross proceeds of $340,925 were reduced by documentation and selling costs of $64,914 for net proceeds of $276,011.  At December 31, 2007, if the purchaser has acquired (1) less than 50,000,000 shares, then the purchaser would receive an option to acquire a like number of shares at $.05 per share; or (2) more than 50,000,000 shares, the purchaser receives an option to acquire additional shares at $.05 per share such that the total shares would not exceed 100,000,000 shares.  In either case, the options expires at the earliest of the date the Company’s shares trade on a national exchange or are listed for sale on a national listing service such as NASD’s OTCBB or Pinksheets LLC or December 31, 2008.  The purchaser had acquired 6,818,500 shares as of December 31, 2007.  Accordingly, the purchaser has an option to acquire 6,818,500 shares at $0.05 pursuant to the above expiration schedule.  No value has been assigned to the option since there is no established market price for the stock and the only sales have been at the exercise price.

Note 6:                      Related party transactions

On November 1, 2006, the Company issued 16,500,000 shares of its common stock to five principals of the Company in exchange for services performed in the organization of the Company.  The Company exchanged the shares for par value and the resulting $16,500 was recorded as general and administrative expense.

The amount due to related parties of $107,545 and $65,545 at November 30, 2007 and August 31, 2007, respectively, includes the following:

	November 30,	August 31,
	2007	2007

Due former CEO	$50,045	$58,045
Advance from stockholder	7,500	7,500
8% promissory note payable to shareholder; due May 1, 2008	50,000	-
	$107,545	$65,545

The amount due the former CEO includes compensation and expense reimbursements.

Note 7:                      Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company was in the development stage since inception (September 25, 2006) and commenced business operations in August 2007.  Substantially all activity to date relates to the Company’s formation, business plan development and fund raising.  Management determined not to continue its efforts to identify a prospective target business for acquisition, merger or other business combination and elected to begin its own mortgage processing business.

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, the Company has incurred losses in the amount of $404,995.

Management believes the mortgage processing and credit business will be sufficient to fund projected operating expenses and commitments within a short period and that the additional common stock sales discussed in Note 5 will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to develop the Company’s current business plan.

The ability of the Company to continue as a going concern during the next year depends on the Company’s success in executing these plans.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8:                  Commitments and contingencies

As a result of a typographical error in a document, a shareholder is claiming he is owed an additional 45,000 shares of common stock.  The Company is attempting to resolve the issue by renegotiating the original convertible note agreement with the shareholder, but may be required to issue additional shares.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

Financial condition and going concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We were in the development stage since inception (September 25, 2006) and commenced business operations in August 2007.  Substantially all activity to date relates to our formation, business plan development and fund raising.  Management determined not to continue its efforts to identify a prospective target business for acquisition, merger or other business combination and elected to begin its own mortgage processing business.

We have not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, we have incurred losses in the amount of $404,995.

Management believes the mortgage processing and credit business will be sufficient to fund projected operating expenses and commitments within a short period and that the additional common stock sales discussed in Note 5 will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to develop our current business plan.

Our ability to continue as a going concern during the next year depends on our success in executing these plans.  The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of operations

We recorded our initial revenues of $31,139 during the three month period ended November 30, 2007.

Our selling, general and administrative expenses increased to $203,746 from the pre-operating amount of $26,500 in the prior year period.  The more significant components of the current year costs include administrative and operating personnel cost of $84,000, bad debt expense of $31,139, commissions of $13,295, marketing and promotion cost of $22,455, audit costs of $17,855 and rent of $15,482.

Commissions should vary directly with sales.  Personnel costs are expected to stay relatively constant until revenue reaches substantially higher levels.  Audit costs are for the prior year audit and should drop substantially for the quarterly reviews.

We had an agreement with a company that was qualified as a mortgage broker in a number of states which allowed us to offer our services in those states.  The commissions we earned on two loan transactions were supposed to be escrowed by this company and paid to us within thirty days of closing.  The company violated the agreement and retained the funds for its own purposes.  We have been advised that the company is likely to be bankrupt, and accordingly, we have fully reserved the receivable.  We are seeking a replacement for the mortgage broker.

Item 3:                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4:                      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls identified in the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 5:                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended November 30, 2007, the Company sold 2,000,000 shares of its common stock for cash proceeds of $99,960.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 6:                      Exhibits

(a) Exhibits—

Exhibit 31.1                                           Certification pursuant to 18 U.S.C. Section 1350
Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1                                           Certification pursuant to 18 U.S.C. Section 1350
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OL FUNDING, INC.

February 28, 2008                                             By: /s/ Robert Kasprzak
Robert Kasprzak, Chief Executive Officer
(Principal Executive Officer) and Chief
Financial Officer (Principal Financial Officer)