Form 10-Q
period 2008-02-29
OL Funding, Inc.
filed 2008-04-14
CIK 1415018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended February 29, 2008

Commission File Number: 000-52863

OL FUNDING, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-8765886
(State of incorporation)	(IRS Employer ID No.)

 468 N. Camden Drive, Suite #271I, Beverly Hills, CA  90210
(Address of principal executive office)

(310) 601-3007
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” and “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 29, 2008, was 23,326,000.

OL Funding, Inc. and Subsidiaries
Index
		Page
PART I FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheets as of February 29, 2008 and August 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended February 29, 2008 and February 28, 2007	4

	Condensed Consolidated Statements of Operations for the six months ended February 29, 2008 and from inception (September 25, 2006) to February 28, 2007	5

	Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2008 and from inception (September 25, 2006) to February 28, 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4:	Controls and Procedures	13

PART II OTHER INFORMATION		14

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6:	Exhibits	14

PART I—FINANCIAL INFORMATION

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
February 29, 2008 and August 31, 2007

	February 29,
	2008	August 31,
	(Unaudited)	2007

Assets
Current assets:
Cash and cash equivalents	$21,729	$10,581
Accounts receivable, less reserve of $31,139 at February 29, 2008	-	-
Prepaid expenses	56,467	31,596
Total current assets	78,196	42,177
Property and equipment, net	9,686	6,445
Total assets	$87,882	$48,622

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Convertible notes payable	$15,000	$15,000
Accrued expenses	6,104	403
Due related parties	50,644	65,545
Total liabilities	71,748	80,948

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; authorized
10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 250,000,000 shares;
23,326,000 and 21,326,000 shares issued and outstanding at
February 29, 2008 and August 31, 2007, respectively	23,326	21,326
Additional paid-in capital	467,997	171,600
Accumulated deficit	(475,189)	(225,252)
Total stockholders' equity (deficit)	16,134	(32,326)
Total liabilities and stockholders' equity (deficit)	$87,882	$48,622

See accompanying notes to condensed consolidated financial statements.

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	2008	2007

Revenue	$-	$-

Selling, general and administrative expense	67,196	58,820
Interest expense	2,998	-
	70,194	58,820
Net loss before income taxes	(70,194)	(58,820)
Provision for income taxes	-	-
Net loss	$(70,194)	$(58,820)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
basic and diluted	23,578,747	16,609,890

See accompanying notes to condensed consolidated financial statements.

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Six Months Ended February 29, 2008 and from inception (September 25, 2006) to February 28, 2007
(Unaudited)

	2008	2007

Revenue	$31,139	$-

Selling, general and administrative expense	270,942	85,320
Interest expense	10,134	-
	281,076	85,320
Net loss before income taxes	(249,937)	(85,320)
Provision for income taxes	-	-
Net loss	$(249,937)	$(85,320)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding,
basic and diluted	23,186,220	12,570,064

See accompanying notes to condensed consolidated financial statements.

OL FUNDING, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended February 29, 2008 and from inception (September 25, 2006) to February 28, 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(249,937)	$(85,320)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,128	-
Bad debt expense	31,139
Common shares issued to consultants for services	-	16,500
Amortization of cost of common stock issued for services	16,833	-
Change in other assets and liabilities:
Accounts receivable	(31,139)	-
Prepaid expenses and other assets	29,296	-
Accrued expenses	8,138	-
Due related parties	(14,901)	51,740
Net cash used in operating activities	(209,443)	(17,080)

Cash flows from investing activities
Acquisition of furniture and office equipment	(4,369)	(753)
Net cash used in investing activities	(4,369)	(753)

Cash flows from financing activities
Sale of common stock	99,960	-
Loan proceeds - related party	125,000	-
Net cash provided by financing activities	224,960	-

Net increase (decrease) in cash and cash equivalents	11,148	(17,833)
Cash and cash equivalents, beginning of period	10,581	-
Cash and cash equivalents, end of period	$21,729	$(17,833)

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for non-cash compensation to officer	$50,000	$-
Shareholder loans and accured interest converted to common stock	127,437	-
Common stock issued for consulting services	25,000

See accompanying notes to condensed consolidated financial statements.

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

Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and reviews its allowance for doubtful accounts quarterly.  Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

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

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At February 29, 2008 and February 28, 2007 there are no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for the period presented.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective on September 1, 2009 for the Company. The Company is currently evaluating the impact of adopting SFAS 160.

Fiscal year
Fiscal 2008 refers to periods in the year ending August 31, 2008.  Fiscal 2007 refers to periods in the year ended August 31, 2007.

Note 2:    Property and equipment

At February 29, 2008 and August 31, 2007, the Company has property and equipment as follows:

	February 29,	August 31,
	2008	2007

Office furniture and equipment	$8,383	$4,014
Website	2,500	2,500
	10,883	6,514
Accumulated depreciation	(1,197)	(69)
Net office equipment	$9,686	$6,445

Note 3:    Convertible notes payable

In May 2007, the Company issued two convertible notes payable in the total amount of $15,000.  The notes were due October 25, 2007; bear interest at the rate of 10% per annum; and are convertible into common stock at the rate of $.20 per share.  The Company issued 7,500 shares of its common stock as a fee to the holders of the notes and paid $5,150 as a finders fee to obtain the loans.  The loans are currently past due.  Interest at the default rate of 15% is being accrued since October 25, 2007.  The Company accrued a default penalty of $4,689 (30%) at October 25, 2007.

As a result of a typographical error in a document, one of the note holders claimed he was owed an additional 45,000 shares of common stock.  The Company resolved the issue by renegotiating the original convertible note agreement with the shareholder and issued 45,000 additional shares effective April 1, 2008.

Note 4:    Income taxes

The Company has not recorded a deferred tax benefit or expense for the period from inception (September 25, 2006) through February 29, 2008, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows for the six month periods ended February 29, 2008 and February 28, 2007:

	2008	2007

“Normally expected” income tax benefit	$85,000	$29,000
Increase (decrease) in taxes resulting from:
State income taxes net of federal income tax benefit	14,500	4,900
Nondeductible meals and entertainment	(100)	-
Valuation allowance	(99,400)	(33,900)

Actual income tax expense	$-	$-

The net deferred tax asset at February 29, 2008 and August 31, 2007, is comprised of the following:

	2008	2007

Net operating loss carryforward	$184,600	$85,200
Valuation allowance	(184,600)	(85,200)

Net deferred tax asset	$-	$-

The Company has available unused net operating loss carryforwards of $460,000 which will expire in various periods to 2028, some of which may be limited as to the amount available on an annual basis.

Note 5:    Stockholder’s equity

The Company has 10,000,000 shares of its $0.001 par value preferred stock authorized and no shares issued or outstanding at February 29, 2008.

The Company has 250,000,000 shares of its $0.001 par value common stock authorized and 23,326,000 shares issued and outstanding at February 29, 2008.

As of December 31, 2007, the Company had sold 8,818,500 shares of its common stock for gross proceeds of $440,925 pursuant to an agreement to sell up to 100,000,000 shares at $.05 per share until December 31, 2007.  Gross proceeds of $440,925 were reduced by documentation and selling costs of $64,914 for net proceeds of $376,011.  At December 31, 2007, the purchaser received an option to acquire a like number of shares (8,818,500) at $.05 per share.  The option expires at the earliest of the date the Company’s shares trade on a national exchange, are listed for sale on a national listing service such as NASD’s OTCBB or Pinksheets LLC or December 31, 2008.  No value has been assigned to the option since there is no established market price for the stock and the only sales have been at the exercise price.  The purchaser exercised an option for 500,000 shares in January 2008 and has a remaining option balance of 8,318,500 shares at $0.05 per share at February 29, 2008.

During the six months ended February 29, 2008, the Company sold 4,500,000 shares for cash in the amount of $225,000, issued 1,000,000 shares to the CEO as part of his compensation and issued 500,000 shares to a consultant for services to be rendered.  The CEO compensation and the consultant services are being amortized over a twelve month period.  As noted below, 4,000,000 shares were cancelled effective February 1, 2008.

Note 6:    Related party transactions

On November 1, 2006, the Company issued 16,500,000 shares of its common stock to five principals of the Company in exchange for services performed in the organization of the Company.  The Company exchanged the shares for par value and the resulting $16,500 was recorded as general and administrative expense.  Effective February 1, 2008, one of the five principals returned the 4,000,000 shares that had been issued as they were unable to perform the required consulting services.  The shares were cancelled and the transaction was recorded as a reduction in common stock and a reduction in consulting services at the same amount as was originally recorded.

The amount due to related parties at February 29, 2008 and August 31, 2007 includes the following:

	February 29,	August 31,
	2008	2007

Due former CEO	$30,644	$58,045
Advance from stockholder	5,000	7,500
Due current CEO for accrued compensation	15,000	-
	$50,644	$65,545

The amount due the former CEO includes compensation and expense reimbursements.

Effective February 29, 2008, the Company issued 2,500,000 shares of its common stock to certain shareholders in exchange for loans of $125,000, including accrued interest of $2,437.

The Company has a month-to-month agreement with its CEO to provide office space for $100 per month.

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

The Company has not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, the Company has incurred losses in the amount of $475,189.

While the Company has been delayed in its efforts to establish its business due to the current drop in home sales and the mortgage crisis, management believes the mortgage processing and credit business will be sufficient to fund projected operating expenses and commitments within a reasonable period and that the additional common stock sales discussed in Note 5 will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to develop the Company’s current business plan.

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

We have not established sources of revenue to fund the development of business, projected operating expenses and commitments for the next twelve months.  Since inception, we have incurred losses in the amount of $475,189.

While we have been delayed in our efforts to establish our business due to the current drop in home sales and the mortgage crisis, our management believes the mortgage processing and credit business will be sufficient to fund projected operating expenses and commitments within a reasonable period and that the additional common stock sales discussed in Note 5 will be sufficient to meet operating requirements until the business can provide positive cash flow.  However there can be no assurance that revenues from operations and/or additional common stock sales will be sufficient to develop our current business plan.

Our ability to continue as a going concern during the next year depends on our success in executing these plans.  The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Results of operations

Three months ended February 29, 2008 as compared to February 28, 2007

We had no revenue during either the three months ended February 29, 2008 or February 28, 2007.

Our selling, general and administrative expenses increased to $67,196 from $58,820 in the prior year period.  The more significant components of the current year costs include administrative and operating personnel cost of $41,833 (of which $16,833 is non-cash stock compensation); rent expense of $9,809; and marketing and promotion expense of $3,574.  The prior year amount was incurred before the commencement of operations and included $15,000 in officer compensation; business development costs of $17,833; and travel expenses of $16,137.  The operating personnel have not been paid since December 2007 and will not commence receiving compensation until they find additional revenue.

Six months ended February 29, 2008 as compared to February 28, 2007

We had revenues of $31,139 during the six months ended February 29, 2008, as compared to none the prior year.  We had an agreement with a company that was qualified as a mortgage broker in a number of states which allowed us to offer our services in those states.  The commissions we earned on two loan transactions were supposed to be escrowed by this company and paid to us within thirty days of closing.  The company violated the agreement and retained the funds for its own purposes.  We have been advised that the company is likely to be bankrupt, and accordingly, we have fully reserved the receivable.  We have obtained a replacement for the mortgage broker, have relocated our office and are attempting to re-establish our business.

Our selling, general and administrative expense increased to $270,942 in the 2008 period as compared to $85,320 in the prior, pre-operating period.  The more significant components of the current year period include consulting fees of $109,000; bad debt expense of $31,139; marketing and promotion expense of $26,029; rent expense of $27,292; audit fees of $18,461; non-cash stock compensation of $16,833; and commissions of $13,295.  The more significant components of the prior year period expenses include consulting fees of $41,500; business development costs of $17,833; and travel expenses of $16,137.  The operating personnel have not been paid since December 2007 and will not commence receiving compensation until they find additional revenue.  In addition, the Company will not have further commissions until it has additional revenue.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2008, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls identified in the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 29, 2008, the Company exchanged 2,500,000 shares of its common stock for loans in the principal amount of $125,000, plus accrued interest of $2,437.  In addition, 1,000,000 shares were issued to the Company’s CEO as a part of his compensation, 500,000 shares were issued to a consultant for services to be rendered and 4,000,000 shares were returned to the Company as a result of non-performance of required consulting services.

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

April 14, 2008                                                   By: /s/ Robert Kasprzak
Robert Kasprzak, Chief Executive Officer
(Principal Executive Officer) and Chief
Financial Officer (Principal Financial Officer)